Form 10-Q
period 2019-06-30
HanTang Culture & Education Holding Group Ltd
filed 2019-09-05
CIK 1770202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-231170

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0588323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4028, Songjia Business Center, No. 46-56 Rd,

Shiqiao Street Plaza, 511400 Panyu,

Guangzhou, China

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 135 101 93139

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, $0.0001 par value	50,505,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	17,893	31,408
Total current assets	17,893	31,408

NON-CURRENT ASSETS
Plant and equipment, net	2,716	2,970
TOTAL ASSETS	$20,609	$34,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	4,129	4,129
Other payables and accrued liabilities	7,500	5,000
Due to a director	24,200	24,200
Total current liabilities	35,829	33,329
TOTAL LIABILITIES	$35,829	$33,329

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 50,505,000 shares issued and outstanding as of June 30, 2019 and March 31, 2019 respectively	5,051	5,051
Additional paid-in capital	11,329	11,329
Accumulated deficit	(31,560)	(15,331)

TOTAL STOCKHOLDERS’ DEFICIT	(15,220)	1,049

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,609	$34,378

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

Three Months Ended June 30
2019

REVENUES	$4,471
Cost of revenues	(12,424)
Gross (loss)/income	(7,953)

OPERATING EXPENSES	(8,341)
LOSS FROM OPERATIONS	(16,294)
Other income (expense):
Interest income	25
Interest expense	-
Total other income (expense)	25
Net loss from operations	(16,269)
Income tax expense	-
Net loss	$(16,269)

Net loss per share- Basic and diluted	$(0.00)
Weighted Average Number of shares outstanding	42,030,168

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended June 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2019 (audited)	50,505,000	$5,051	11,329	(15,331)	-	$1,049
Net loss	-	-	-	(16,269)	-	(16,269)
Other comprehensive loss	-	-	-	-	-	-
Balance as of June 30, 2019 (unaudited)	50,505,000	$5,051	11,329	(31,600)	-	(15,220)

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended June 30
2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	254
Changes in operating assets and liabilities:
Accounts payable	-
Other payables and accrued liabilities	2,500
Net cash used in operating activities	(13,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-
Advances from related parties	-
Repayment to a director	-
Net cash provided by (used in) financing activities	-

Net change in cash and cash equivalents	(13,515)
Cash and cash equivalents, beginning of period	31,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,893
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-
Cash paid for interest paid	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the consolidated balance sheet as of June 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

HanTang Culture & Education Holding Group Limited was incorporated on January 2, 2019 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in providing health and wellness products and health solution advisory services.

Company name		Place/date of incorporation	Particulars of issued capital	Principal activities

1.	HanTang Culture & Education Holding Group Limited	Seychelles / January 9, 2019	100 shares of ordinary share of US$1 each	Investment Holding

2.	HanTang Culture & Education Holding Group Limited	Hong Kong / December 13, 2018	10,000 shares of ordinary share of HK$1 each	Education Program

HanTang Culture & Education Holding Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on January 2, 2019.

On January 2, 2019 Meimei Ni was appointed Chief Executive Officer, Secretary and Director, Jingyi Liao was appointed President and Director, and Yelan He was appointed Treasurer and Director.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On January 2, 2019, Jingyi Liao purchased 20,400,000 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $2,040, have gone directly to the Company for initial working capital.

On January 2, 2019, Yelan He purchased 15,600,000 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $1,560, have gone directly to the Company for initial working capital.

On January 2, 2019, Meimei Ni purchased 4,000,000 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $400, have gone directly to the Company for initial working capital.

In February of 2019, the Company sold shares to 4 shareholders, all of whom reside in China. A total of 9,300,000 shares of restricted common stock were sold at a price of $0.0001 per share. The total proceeds to the Company amounted to a total of $930 and went to the Company to be used for working capital.

In March of 2019, the Company sold shares to 1 shareholder, whom resides in China. A total of 150,000 shares of restricted common stock were sold at a price of $0.006 per share. The total proceeds to the Company amounted to a total of $900 and went to the Company to be used for working capital.

In March of 2019, the Company sold shares to 27 shareholders, all of whom reside in Hong Kong and China. A total of 1,055,000 shares of restricted common stock were sold at a price of $0.01 per share. The total proceeds to the Company amounted to a total of $10,550 and went to the Company to be used for working capital.

On March 7, 2019, HanTang Culture & Education Holding Group Limited, a Seychelles Company, acquired HanTang Culture & Education Holding Group Limited, a Hong Kong Company, in consideration of HK$10,000 (Hong Kong Dollar). Our current officers and directors, Jingyi Liao, Yelan He and Meimei Ni were the beneficiaries of the HK$10,000 (Hong Kong Dollar).

On March 8, 2019, HanTang Culture & Education Holding Group Limited, a Nevada Company, acquired HanTang Culture & Education Holding Group Limited, a company incorporated in the Republic of Seychelles, which operates through its own wholly owned subsidiary, Hantang Culture & Education Holding Group Limited, a Hong Kong Company. Consideration paid pursuant to this acquisition was $100 USD. Our current officers and directors, Jingyi Liao, Yelan He and Meimei Ni were the beneficiaries of the $100 USD.

We are a development-stage company with a fiscal year end of March 31. At this moment, we operate exclusively through our wholly owned subsidiaries HanTang Culture & Education Holding Group Limited and HanTang Culture & Education Holding Group Limited and share the same business plan of our subsidiaries which is to provide education programs.

HanTang Culture & Education Holding Group Limited and its subsidiaries are hereinafter referred to as the “Company”.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company suffered an accumulated deficit of $31,560 and continuously incurred a net operating loss of $16,269 for the three months ended June 30, 2019. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Hantang culture & education holding group limited and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Office equipment	3 years	-

Expenditures for maintenance and repairs are expensed as incurred.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Revenue recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue mainly from providing advertising services (“service revenue”).

Prior to year 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 605 for revenue recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue from provision of advertising services is recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

●	Cost of revenue

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations and comprehensive income.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in People’s Republic of China maintains its books and record in its local currency, Chinese Yuan (“CNY”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from local currencies into US$1 has been made at the following exchange rates for the respective periods:

As of and for the three months ended June 30
2019
Period-end CNY: US$1 exchange rate	6.71
Period-average CNY: US$1 exchange rate	6.71
Period-end HK$: US$1 exchange rate	7.75
Period-average HK$: US$1 exchange rate	7.75

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Effective January 2, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending March 31, 2021 and interim reporting periods during the year ending March 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Office equipment	$3,055	$3,055
Accumulated depreciation	(339)	(85)
Property and equipment, net	$2,716	$2,970

Depreciation expense, classified as operating expenses, was $254 and $85 for the three months ended June 30, 2019 and March 31, 2019, respectively.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Account payables	$4,129	$4,129

Total	$4,129	$4,129

The account payables balance of $4,129 which are the salary of the Company director MEIMEI NI and JINGYI LIAO.

NOTE 7 – INCOME TAXES

For the three months ended June 30, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

Three Months Ended June 30, 2019

Tax jurisdictions from:
- United States of American	$(2,542)
- Foreign, representing
Seychelles	$-
Hong Kong	$(13,727)
Loss before income tax	$(16,269)

The provision for income taxes consisted of the following:

Three Months Ended June 30, 2019
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. For the three months ended June 30, 2019, the operations in the United States of America incurred $2,542 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $534 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, HanTang Culture & Education Holding Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. HanTang Culture & Education Holding Group Limited did not do business in Seychelles for three months ended June 30, 2019, and it does not intend to do business in Seychelles in the future.

Hong Kong

HanTang Culture & Education Holding Group Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For three months ended June 30, 2019, HanTang Culture & Education Holding Group Limited have do business in Hong Kong.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2019 and June 30, 2019:

	As of June 30, 2019	As of March 31, 2019
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$534	$2,863
-Hong Kong	$2,265	$33
	$2,799	$2,896
Less: valuation allowance	$(2,799)	$(2,896)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,799 as of June 30, 2019.

NOTE 8 - DUE TO DIRECTOR

For the three months ended June 30,2019 and the year ended March 31, 2019, the directors of the Company advanced $24,200 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 9 - RELATED PARTY TRANSACTIONS

Related party transaction amounted of $12,424 for the three months ended June 30, 2019 for salary paid to our two directors, Meimei Ni and Jingyi Liao.

Meimei Ni and Jingyi Liao are our professional teachers for our curriculum. They teach the training courses for kindergarten teachers and scholastic early-age courses. On March 1, 2019, the company started to hire them, with salary of $2,064 per month, respectively.

NOTE 10 - CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended June 30, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,490	33%	$-
Customer B	1,490	33%	-
Customer C	1,491	33%	-
Total:	$4,471	100%	$-

For the year ended March 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,490	20%	$-
Customer B	1,490	20%	-
Customer C	1,490	20%	-
Customer D	1,490	20%	-
Customer E	1,490	20%	-
Total:	$7,452	100%	$-

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended June 30, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended June 30, 2019		As of June 30, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$2,064	50%	4,129
Vendor B	$2,065	50%	4,129
Total:	$4,129	100%	8,258

For the year ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$2,064	50%	2,064
Vendor B	$2,065	50%	2,065
Total:	$4,129	100%	4,129

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of March 31, 2019, the Company has a total additional paid-in capital balance of $11,329.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated May 3, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

HanTang Culture & Education Holding Group Limited is headquartered in Guangzhou, China. HanTang Culture & Education Holding Group Limited is a startup stage company engaged in early childhood education services. The Company plans to offer two core programs for potential customers: our self-developed training program for kindergarten teachers and the extra-curriculum for children between three to six years of age.

Our training program for children will be designed to offer individualized and age-appropriate education to nurture and stimulate each child for her or his self-betterment in life. The Company’s intention is to place a specific emphasis on developing our students’ non-academic skillsets, such as family relationships, Chinese literature and social skills. Leveraging the Chinese cultural experience and insights of our instructors, our training program seeks to lay the necessary foundation for our students’ future traditional culture awareness.

Our training program for kindergarten teachers will be designed to improve their cultural management, operational skills and leadership skills. Our curriculums for teacher will cover what the Company considers to be the three principal fields of teaching aspects: Etiquette and Manner Training, Leadership Strategy, and Cultural Management and Operations. We intend to assist teachers to understand, contribute to, and succeed in a diverse teaching environment. We plan to ensure that the kindergarten teachers who progress through our training program will further develop their professional teaching and operational management skills in a learning environment.

At present, it is the intention of the Company to teach our programs solely through face-to-face interaction. While the majority of our teaching activities will be conducted at the Company’s address, we will also, on a case by case basis, consider the possibility of meeting prospective clients/learners at their workplace or outdoors. Currently, the Company does not provide any online courses.

Early Childhood Education Industry in China

China’s education system primarily consists of two main categories: formal education and informal education. K-12 education can be further divided into four different stages, namely, kindergarten, primary school, middle school, and high school, with students being issued official certificates or diplomas from the governmental authorities regulating the education industry upon their completion of the education program. As an important supplement to formal education, informal education offers a variety of training and learning courses and programs where students receive completion certificates that are not officially recognized by governmental authorities.

Results of Operation

For the Three Months Ended June 30, 2019 and March 31, 2019.

For the three months ended June 30, 2019, we realized revenue in the amount of $4,471, while for the year ended March 31, 2019, we realized revenues in the amount of $7,452. Our gross losses for the three months ended June 30, 2019 were $7,953. We believe that in order to attract more customers in the future we need to increase our marketing efforts and or develop new programs.

2

For three months ended June 30, 2019, general and administrative expenses incurred was $8,341. For year ended March 31, 2019, we had general and administrative expenses in the amount of $18,654. The decreases in general and administrative expenses are a result of decreasing in audit fees and incorporation fees.

Our net loss for the three months ended June 30, 2019 was $16,269, while for the year ended March 31, 2019 was $15,331. We attribute this decrease due to the decrease of revenue.

Liquidity and Capital Resources

For the three months ended June 30, 2019, we had cash and cash equivalents of $17,893. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Operating Activities

For the three months ended June 30, 2019, net cash used in operating activities was $13,515, compared to net cash used in operating activities of $6,117 for the year ended March 31, 2019. The cash used in operating activities was mainly for cost of revenue and general and administrative expenses.

Investing Activities

For the three months ended June 30, 2019, net cash used in investing activities was $0, compared to net cash used in investing activities of $3,055 for the year ended March 31, 2019. The cash used in investing activities was mainly for cost of property, plant and equipment.

Financing Activities

For the three months ended June 30, 2019, net cash decreased by financing activities was $0. For the three months ended March 31, 2019, net cash provided by finance activities was $40,580.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the three months periods ended March 31, 2019 and three months periods ended March 31, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

5

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED
(Name of Registrant)

Date: September 5, 2019

	By:	/s/ Meimei Ni
	Title:	Chief Executive Officer, Secretary & Director

7