Form 10-Q
period 2019-09-30
HanTang Culture & Education Holding Group Ltd
filed 2019-11-12
CIK 1770202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, $0.0001 par value	50,525,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	25,351	31,408
Total current assets	25,251	31,408

NON-CURRENT ASSETS
Plant and equipment, net	2,461	2,970
TOTAL ASSETS	$27,812	$34,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	4,186	4,129
Other payables and accrued liabilities	10,050	5,000
Due to a director	22,909	24,200
Total current liabilities	37,145	33,329
TOTAL LIABILITIES	$37,145	$33,329

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 50,525,000 shares issued and outstanding as of September 30, 2019 and March 31, 2019 respectively	5,053	5,051
Additional paid-in capital	31,328	11,329
Accumulated deficit	(45,714)	(15,331)

TOTAL STOCKHOLDERS’ DEFICIT	(9,333)	1,049

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,812	$34,378

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three Months Ended	Six Months Ended
	September 30 2019	September 30 2019

REVENUES	$-	$4,471
Cost of revenues	-	(20,078)
Gross (loss)/income	-	(15,607)

OPERATING EXPENSES	(14,122)	(14,809)
LOSS FROM OPERATIONS	(14,122)	(30,416)
Other income (expense):
Interest income	33	33
Interest expense		-
Total other income (expense)	33	33
Net loss from operations	(14,089)	(30,383)
Income tax expense	25	-
Net loss	$(14,114)	$(30,383)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	47,735,442	47,735,442

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the six months ended September 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2019 (audited)	50,505,000	$5,051	11,329	(15,331)	-	$1,049
Issuance of common stock	20,000	2	19,999			20,001
Net loss	-	-	-	(30,383)	-	(30,383)
Other comprehensive loss	-	-	-	-	-	-
Balance as of June 30, 2019 (unaudited)	50,525,000	$5,053	31,328	(45,714)	-	(9,333)

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended
September 30 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(30,383)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	509
Changes in operating assets and liabilities:
Accounts payable	57
Other payables and accrued liabilities	5,050
Net cash used in operating activities	(24,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	20,000
Advances from related parties	-
Advances from a director	(1,290)
Net cash provided by (used in) financing activities	18,710

Net change in cash and cash equivalents	(6,057)
Cash and cash equivalents, beginning of period	31,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,351
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-
Cash paid for interest paid	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of September 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company suffered an accumulated deficit of $45,714 and continuously incurred a net operating loss of $30,383 for the six months ended September 30, 2019. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

Translation of amounts from local currencies into US$1 has been made at the following exchange rates for the respective periods:

As of and for the six months ended
September 30 2019
Period-end CNY: US$1 exchange rate	6.90
Period-average CNY: US$1 exchange rate	6.90
Period-end HK$: US$1 exchange rate	7.75
Period-average HK$: US$1 exchange rate	7.75

●	Related parties

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Office equipment	$3,055	$3,055
Accumulated depreciation	(594)	(85)
Property and equipment, net	$2,461	$2,970

Depreciation expense, classified as operating expenses, was $594 and $85 for the six months ended September 30, 2019 and March 31, 2019, respectively.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Account payables	$4,186	$4,129

Total	$4,186	$4,129

The account payables balances of $4,186 and $4,129 as of September 30, 2019 and March 31, 2019 respectively are the salary of the Company director MEIMEI NI and JINGYI LIAO.

NOTE 7 – INCOME TAXES

For the six months ended September 30, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

Six Months Ended September 30, 2019

Tax jurisdictions from:
- United States of American	$(5,130)
- Foreign, representing
Seychelles	$-
Hong Kong	$(25,253)
Loss before income tax	$(30,383)

The provision for income taxes consisted of the following:

Six Months Ended September 30, 2019
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. For the six months ended September 30, 2019, the operations in the United States of America incurred $5,130 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $3,941 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, HanTang Culture & Education Holding Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. HanTang Culture & Education Holding Group Limited did not do business in Seychelles for six months ended September 30, 2019, and it does not intend to do business in Seychelles in the future.

Hong Kong

HanTang Culture & Education Holding Group Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For six months ended September 30, 2019, HanTang Culture & Education Holding Group Limited have do business in Hong Kong.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019 and March 31, 2019:

	As of September 30, 2019	As of March 31, 2019
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$3,941	$2,863
-Hong Kong	$4,199	$33
	$8,140	$2,896
Less: valuation allowance	$(8,140)	$(2,896)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $8,140 as of September 30, 2019.

NOTE 8 - DUE TO DIRECTOR

For the six months ended September 30,2019 and the year ended March 31, 2019, the directors of the Company advanced $22,909 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 9 - RELATED PARTY TRANSACTIONS

Related party transaction amounted of $24,982 for the six months ended September 30, 2019 for salary paid to our two directors, Meimei Ni and Jingyi Liao.

Meimei Ni and Jingyi Liao are our professional teachers for our curriculum. They teach the training courses for kindergarten teachers and scholastic early-age courses. On March 1, 2019, the company started to hire them, with salary of $2,093 per month fluctuated with foreign currency exchange rate.

NOTE 10 - CONCENTRATIONS OF RISK

(a) Major customers

For the six months ended September 30, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,490	33%	$-
Customer B	1,490	33%	-
Customer C	1,491	33%	-
Total:	$4,471	100%	$-

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the six months ended September 30, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended September 30, 2019		As of September 30, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$12,491	50%	2,093
Vendor B	$12,491	50%	2,093
Total:	$24,982	100%	4,186

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

NOTE 10 – COMMON STOCK

During the 3 months ended September 30, 2019, the Company sold 20,000 shares of the Company’s common stock in IPO stage to the public $20,000. The transaction was structured as a capital stock subscription.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of September 30, 2019, the Company has a total additional paid-in capital balance of $31,328.

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

Results of Operation

For the Six Months and Three Months Ended September 30, 2019 and March 31, 2019.

For the six months ended September 30, 2019, we realized revenue in the amount of $4,471, while for the year ended March 31, 2019, we realized revenues in the amount of $7,452. Our gross losses for the six months ended September 30, 2019 were $15,607.

For the three months ended September 30, 2019, we realized revenue in the amount of $0, general and administrative expenses incurred was $14,122 Our gross losses for the three months ended September 30, 2019 were $14,114.

We worked on potential customers during the quarter ended September 30, 2019. We believe that our revenue will boost up next quarter. We think that in order to attract more customers in the future we need to increase our marketing efforts and or develop new programs.

2

For six months ended September 30, 2019, general and administrative expenses incurred was $14,809. For year ended March 31, 2019, we had general and administrative expenses in the amount of $18,654. The decreases in general and administrative expenses are a result of decreasing in audit fees and incorporation fees.

Our net loss for the six months ended September 30, 2019 was $30,383, while for the year ended March 31, 2019 was $15,331. We attribute this decrease due to the decrease of revenue.

Liquidity and Capital Resources

For the six months ended September 30, 2019, we had cash and cash equivalents of $25,351. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Operating Activities

For the six months ended September 30, 2019, net cash used in operating activities was 24,767, compared to net cash used in operating activities of $6,117 for the year ended March 31, 2019. The cash used in operating activities was mainly for cost of revenue and general and administrative expenses.

Investing Activities

For the six months ended September 30, 2019, net cash used in investing activities was $0, compared to net cash used in investing activities of $3,055 for the year ended March 31, 2019. The cash used in investing activities was mainly for cost of property, plant and equipment.

Financing Activities

For the six months ended September 30, 2019, net cash increased by financing activities was $18,710. For the three months ended March 31, 2019, net cash provided by finance activities was $40,580.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the six months periods ended September 30, 2019 and three months periods ended March 31, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019

	By:	/s/ Meimei Ni
	Title:	Chief Executive Officer, Secretary & Director

7