Form 10-Q
period 2019-12-31
HanTang Culture & Education Holding Group Ltd
filed 2020-02-14
CIK 1770202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Febuary 13, 2020
Common Stock, $0.0001 par value	50,555,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	December 31, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,440	31,408
Due from directors	1,607	-
Total current assets	5,047	31,408

NON-CURRENT ASSETS
Plant and equipment, net	2,207	2,970
TOTAL ASSETS	$7,254	$34,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	4,129	4,129
Other payables and accrued liabilities	5,100	5,000
Due to a director	-	24,200
Total current liabilities	9,229	33,329
TOTAL LIABILITIES	$9,229	$33,329

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 50,555,000 and 50,505,000 shares issued and outstanding as of December 31, 2019 and March 31, 2019 respectively	5,056	5,051
Additional paid-in capital	61,325	11,329
Accumulated deficit	(68,356)	(15,331)

TOTAL STOCKHOLDERS’ EQUITY	(1,975)	1,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,254	$34,378

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three Months Ended December 31	Nine Months Ended December 31
	2019	2019

REVENUES	$-	$4,471
Cost of revenues	-	(12,424)
Gross loss	-	(7,953)

OPERATING EXPENSES	(22,643)	(45,106)
LOSS FROM OPERATIONS	(22,643)	(53,059)
Other income/(expense):
Interest income	1	34
Interest expense		-
Total other income	1	34
Net loss from operations	(22,642)	(53,025)
Income tax expense	-	-
Net loss	$(22,642)	$(53,025)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	50,522,636	50,522,636

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the nine months ended December 31, 2019

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2019 (audited)	50,505,000	$5,051	11,329	(15,331)	-	$1,049
Net loss	-	-	-	(16,269)	-	(16,269)
Other comprehensive loss	-	-	-	-	-	-
Balance as of June 30, 2019	50,505,000	$5,051	11,329	(31,600)	-	(15,220)
Issuance of common stock	20,000	2	19,999			20,001
Net loss	-	-	-	(14,114)	-	(14,114)
Balance as of September 30, 2019	50,525,000	5,053	31,328	(45,714)	-	(9,333)
Issuance of common stock	30,000	3	29,997			29,997
Net loss	-	-	-	(22,642)	-	(22,642)
Balance as of December 31, 2019	50,555,000	5,056	61,325	(68,356)	-	(1,975)

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended December 31
2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(53,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	764
Changes in operating assets and liabilities:
Other payables and accrued liabilities	100
Net cash used in operating activities	(52,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	50,001
Repayment to directors	(25,808)
Net cash provided by financing activities	24,193

Net change in cash and cash equivalents	(27,968)
Cash and cash equivalents, beginning of period	31,408
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,440
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-
Cash paid for interest paid	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2019, the Company suffered an accumulated deficit of $68,356 and continuously incurred a net operating loss of $53,025 for the nine months ended December 31, 2019. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

The Company’s revenue mainly from providing education services (“service revenue”).

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

Revenue from provision of education services is recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

●	Cost of revenue

Cost of revenue on provision of services primarily consist of compensation fees and other related administrative costs directly attributable to cost in related to the services.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

Translation of amounts from local currencies into US$1 has been made at the following exchange rates for the respective periods:

As of and for the nine months ended December 31
2019
Period-end CNY: US$1 exchange rate	6.97
Period-average CNY: US$1 exchange rate	6.97
Period-end HK$: US$1 exchange rate	7.75
Period-average HK$: US$1 exchange rate	7.75

●	Related parties

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Office equipment	$3,055	$3,055
Accumulated depreciation	(848)	(85)
Property and equipment, net	$2,207	$2,970

Depreciation expense, classified as operating expenses, was $764 and $85 for the nine months ended December 31, 2019 and March 31, 2019, respectively.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Account payables	$4,129	$4,129

Total	$4,129	$4,129

The account payables balances of $4,129 and $4,129 as of December 31, 2019 and March 31, 2019 respectively are the salary of the Company director MEIMEI NI and JINGYI LIAO.

NOTE 7 – INCOME TAXES

For the nine months ended December 31, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

NINE MONTHS Ended December 31, 2019

Tax jurisdictions from:
- United States of American	$(13,571)
- Foreign, representing
Seychelles	$(1,518)
Hong Kong	$(37,936)
Loss before income tax	$(53,025)

The provision for income taxes consisted of the following:

NINE MONTHS Ended December 31, 2019
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. For the nine months ended December 31, 2019, the operations in the United States of America incurred $27,204 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $5,713 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, HanTang Culture & Education Holding Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. HanTang Culture & Education Holding Group Limited did not do business in Seychelles for nine months ended December 31, 2019, and it does not intend to do business in Seychelles in the future.

Hong Kong

HanTang Culture & Education Holding Group Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For nine months ended December 31, 2019, HanTang Culture & Education Holding Group Limited have do business in Hong Kong.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and March 31, 2019:

	As of December 31, 2019	As of March 31, 2019
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$5,713	$2,863
-Hong Kong	$6,292	$33
	$12,005	$2,896
Less: valuation allowance	$(12,005)	$(2,896)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $12,005 as of December 31, 2019.

NOTE 8 - DUE FROM/(TO) DIRECTOR

For the nine months ended December 31,2019, the Company advanced $1,607 to the directors. As of March 31, 2019, the company advanced $28,329 from the directors. which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 9 - CONCENTRATIONS OF RISK

(a) Major customers

For the nine months ended December 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended December 31, 2019		As of December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,491	34%	$-
Customer B	1,490	33%	-
Customer C	1,490	33%	-
Total:	$4,471	100%	$-

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the nine months ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the NINE MONTHS ended December 31, 2019		As of December 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$12,491	50%	2,065
Vendor B	$12,491	50%	2,064
Total:	$24,982	100%	4,129

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

NOTE 10 – COMMON STOCK

During the 3 months ended December 31, 2019, the Company issued 30,000 shares of the Company’s common stock in IPO stage to the public $30,000. The transaction was structured as a capital stock subscription.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2019, the Company has a total additional paid-in capital balance of $29,997.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Nine Months and Three Months Ended December 31, 2019

For the nine months ended December 31, 2019, we realized revenue in the amount of $4,471. Our gross losses for the nine months ended December 31, 2019 were $53,025.

For the three months ended December 31, 2019, we realized revenue in the amount of $0, general and administrative expenses incurred was $22,642 Our gross losses for the three months ended December 31, 2019 were $22,642.

We worked on potential customers during the quarter ended December 31, 2019. We believe that our revenue will boost up next quarter. We think that in order to attract more customers in the future we need to increase our marketing efforts and or develop new programs.

2

For nine months ended December 31, 2019, general and administrative expenses incurred was $45,106. The increase in general and administrative expenses are a result of increasing in audit fees and incorporation fees.

Our net loss for the nine months ended December 31, 2019 was $53,025.

Liquidity and Capital Resources

For the nine months ended December 31, 2019, we had cash and cash equivalents of $3,440. We have negative operating cash flows. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Operating Activities

For the nine months ended December 31, 2019, net cash used in operating activities was 52,161. The cash used in operating activities was mainly for cost of revenue and general and administrative expenses.

Financing Activities

For the nine months ended December 31, 2019, net cash increased by financing activities was $24,195 by issuing stocks.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There are no capital expenditures for the nine months periods ended December 31, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2019.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, there was no subsequent event that required recognition or disclosure.

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED
(Name of Registrant)

Date: February 13, 2020

	By:	/s/ Meimei Ni
	Title:	Chief Executive Officer, Secretary & Director

7