Form 10-K
period 2020-03-31
HanTang Culture & Education Holding Group Ltd
filed 2020-06-29
CIK 1770202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

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

Room C08, 3/F, DESUN International Education Plaza,

No.1-27 Desheng Road, Panyu District,

Guangzhou, 511400, China

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 135 101 93139

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

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

YES [  ] NO [X]

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 26, 2020
Common Stock, $0.0001 par value	50,555,000

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

FORM 10-K

For the Fiscal Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Ezagoo” are references to Ezagoo Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

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

At present, it is the intention of the Company to teach our programs solely through face-to-face interaction. While the majority of our teaching activities will be conducted at the Company’s address, we will also, on a case by case basis, consider the possibility of meeting prospective clients/learners at their workplace or outdoors. Currently, the Company does not provide any online courses. It is possible that the Company may evaluate the possibility of providing online courses in the future, but at present no such plans are being contemplated and as such the Company has not determined feasibility of this strategy and/or any regulations, governmental or otherwise, that would need to be observed.

Business Mission and Vision

Founded on the core values of ‘filial piety’ and ‘responsibility’, HanTang Culture & Education Holding Group Limited’s mission is to provide Chinese traditional cultural training programs for children between three to six years of age, and to provide management training classes for kindergarten teachers both within China and, eventually, on a global scale.

Training program for kindergarten teachers

Etiquette and manners training course

We plan to provide an etiquette and manners training course for kindergarten teachers. Training is an integral part of a kindergartens’ operations, and is considered to be essential for the long-term development of the learning environment. Kindergartens will often hire an etiquette and manner training company to maintain etiquette standards and ensure that the kindergarten teachers are following appropriate teaching etiquette. We plan to offer a stringent orientation and training process in our class which will assist learners to maintain a qualified etiquette standard.

While the exact details of our program remain under development, our Etiquette and manners training course may emphasize, but not strictly be limited to:

a. Managing teachers’ dress appropriately according to a school’s dress code.

b. Training teachers to address students politely.

c. Training teachers to avoid favoritism.

d. Cultivating teachers to create a positive learning environment.

e. Stressing the importance of punctuality for teachers.

Leadership Strategy Study Course

Our Leadership Strategy Study Class will be designed to facilitate decision making and improving the learner’s management and leadership skills at a 3-day camp is filled with a mix of activities, adventure, relaxation and opportunities for family members to play independently and together. The exact location and specifics of the camp have yet to be determined in their entirety, but the Company tentatively plans to conduct this camp in Guangzhou, China. During the camp we intend, but will not strictly be limited to, focusing on the following educational goals:

-Building a collaborative culture;

-Accessing, using and presenting relevant research that connects policy with practice;

-Sharing what we believe to be the best practices for teacher leadership.

Cultural management and operation Course

Our Kindergarten Cultural Management Study Class will be designed with the goal of facilitating middle class managers to improve their kindergarten management and time content arrangement skills. The Company intends to offer five to seven day workshops throughout the year. The contents of the course may be focused on, but not strictly limited to:

Stage I:

The movement of Chinese culture in management;

School’s opening ceremony;

The reflection of learning;

How to become a disseminator of Chinese culture;

Team building;

Goal setting and image workshop.

Stage II:

Kindergarten organization and management of characteristic activities;

Establishing manager’s image, achieving effective development and harvesting maximum social benefits;

Sharing the life of happiness – “The road of manager’s growth”.

Stage III:

Self-cultivation, family harmony, and win-win situations.

Pricing Lists for our Services

The below pricing chart is tentative at this time, and we may amend partially, or entirely, as the specific details of our courses progresses.

	Course listings	Time period	Price (RMB)
Training program for	Etiquette and Manners Training Course	1 day – 2 days	3,000 – 6,000
kindergarten teachers	Leadership Strategy Study Course	3 days – 4 days	4,800 – 8,800
	Cultural Management and Operation Course	5 days – 7 days	8,800 – 12,000
Training program for	Family Camp	1 day	400
age-appropriate children	Pre-primary Camp	1 day	400
	Pre-primary Orientation	Half day	130

Need for Our Services

We anticipate a growing need for our business in China because of the cost-effectiveness of our services. In today’s competitive learning landscape there is an increasing need for students, in all education, to maximize their performance and results. We plan to encourage our teachers to develop, update and improve our curriculum and course materials based upon our students’ needs. As our students’ academic ability levels vary, our curriculum will be designed with the flexibility to address a particular student’s strengths and weaknesses. We believe that our professional experience and services will provide us with a competitive advantage.

Marketing

We believe parents of prospective students will be attracted to the quality of our courses and, in the future, our brand name and reputation. At least initially, we intend to implement a variety of marketing methods to enhance the brand recognition of our courses and build a client base:

● Referrals. We intend to create and implement a standard corporate identity across kindergartens throughout China. We intend to take measures, which are as of yet unidentified, to increase word-of-mouth referrals which will be instrumental to attracting new students and building our brand. We believe that word-of-mouth referrals by former students and their families will be a significant source of student enrollment. We will actively work with our alumni and current students to encourage them to recommend our programs to prospective students.

● Social Events and Activities. We plan to begin to participate in, and potentially host, community events designed to promote awareness of the virtues of early childhood education. For example, we intend to, from time to time, host themed cultural open-house events at our facility to allow children and parents to have direct interactions with our existing students, parents and employees.

● Distribution of Marketing Materials. In the future we expect to employ two to five sales representatives to distribute informational brochures, posters and flyers in the vicinity of the kindergartens.

● Media advertising. We have an official company account in Wechat (Wechat has been the mainstream mobile online marketing tool for companies in China.), serving as a contact platform for potential clients to contact us. To generate more leads and subscribers, some articles related to cultural and education services will be shared in our official Wechat account. These articles are tools we intend to use to share content online, through social media platforms like Wechat, which increases our online presence. At the same time, we plan to continuously introduce basic program information, education research and updates to our members, as well as publish articles and proprietary research reports on major traditional cultural and educational to our accounts. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs and magazines. We believe our public brand awareness will further contribute to our brand recognition and improve our performance. We also believe the most cost-effective way to gain awareness is by leveraging the use of the internet and various mobile social network applications.

Competition

The early childhood education service market in China is rapidly evolving, highly fragmented and competitive. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for professional personnel from providers of similar specialties, which range from large companies headquartered in Shenzhen, Beijing and Shanghai to affiliates of some of the largest education firms, private Chinese traditional education schools in China.

We believe that the principal competitive factors in our market include quality of teaching, applicability and efficacy of teaching, strength and depth of relationships with students and teachers, ability to meet the changing needs of current and prospective students, and service scope. We can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case.

Future Plans

Our future plan includes providing more services to our potential customers. We intend to organize the below training program for children between three to six years of age.

Family Camp

Our plans for the Hantang Family Camp remain entirely under development, but we, at this point in time, intend to conduct this camp in Guangzhou, China. The intention of the camp is for participants to develop and strengthen relationships with their family while building meaningful memories together. The Company is designed with all members of the family in mind may be conducted over the course of one day at various times throughout the year. The Company intends for the camp to be filled with a mix of activities, adventure, relaxation and opportunities for family members to play independently and together. Our staff are well trained in age-appropriate programming, ensuring that campers of all ages enjoy their time.

Pre-primary Camp

We intend for our Pre-primary Camp to provide each camper with a safe, wholesome, fun-filled, learning experience. This arts-based day camp is for kindergarten students between the age of five and six. All campers will be given the opportunity to explore traditional Chinese culture through activities and fun facts in the camp site located in Langtoucun, Guangzhou, China. Langtoucun is an ancient Chinese village holding age-old dwellings and environs. Activities include reading and appreciation of Chinese literature, Chinese brush painting, Chinese calligraphy and Chinese art crafts. Campers take part in unique experiences while also building self-esteem, developing interpersonal skills and making lasting friendships and memories. The activities are student-centered. The teacher acts as a coach and facilitator to help guide and direct the learning process. Our goal is to provide a safe environment where campers develop a foundation to practice leadership skills, develop social skills and establish friendships, increase confidence and promote active learning.

Pre-primary Orientation

Our pre-primary orientation is a half-day activity before primary school. Students will attend an event known as “First Writing Ceremony”, also called “Kaibi Ceremony”, which is considered to be one of the most important events for students in ancient China. Historically, teachers would put a cinnabar mole on the student’s forehead to represent the opening of the wisdom eye since the words “red dot” are pronounced the same as “wisdom” in Chinese. Then, teachers would give lectures on basic principles of behavior. Next, Children kowtow to Confucius and their teachers. It means that from this moment, they are ready to take a step on the lifelong pursuit of knowledge.

The below pricing chart is tentative at this time, and we may amend partially, or entirely, as the specific details of our courses progresses.

	Course listings	Time period	Price (RMB)
	Family Camp	1 day	400
Training program for age-appropriate children	Pre-primary Camp	1 day	400
	Pre-primary Orientation	Half day	130

Our future plans include expanding the appeal of our services throughout China and in the East Asian market, although we do not have any distinct timeline in which we will begin conducting these plans save for the fact that we plan to hire more employees to support our operations. To achieve this, we will continue to progress our marketing campaign through social media and we plan to hire new employees to support increased online interaction with potential customers. We also plan to advertise online through advertisements that a user may be able to click on to learn more about us and/or our programs. We believe we will need to hire an additional 10-20 employees to implement the aforementioned plan to increase our online presence. In the future, we will continuously evaluate the possibility of expanding our training program offerings to meet the needs of potential new clients and offer an expanded range of services to any potential clients we may consummate agreements with in the future.

For the remainder of the fiscal year, the Company has plans to promote its training programs through existing contacts and via in person conferences and contact with potential kindergartens where the Company may be able to interact with, and meet with, potential new clients.

In addition to the above, the Company is also actively focused on the creation of a Company website to detail the services the Company offers. The Company believes this will increase exposure to potential new clients. Currently, the website is in development. However, without an appropriate budget and intensive research, plans referring to development, expansion, potential unidentified acquisitions and concrete timescales cannot be determined at present.

Employees

As of March 31,2020, we have three employees, our President, Jingyi Liao; our Chief Executive Officer and Secretary, Meimei Ni, and our Treasurer, Yelan He.

Jingyi Liao and Meimei Ni are our professional teachers for our curriculum. They will teach the training courses for kindergarten teachers and scholastic early-age courses. Currently, Ms. Liao, Ms. He, and Ms. Ni, have the ability to be involved in our business operations for up to 35 hours per week, but they are prepared to devote more time if necessary. The Company intends to employ ten employees by the end of 2020. We currently intend to hire two employees for management and administration, two employees focused on marketing, and six professional teachers to provide Chinese traditional training and services. The Company intends to focus on hiring employees who hold relevant professional degrees and above average Mandarin proficiency.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt the aforementioned plans in the future. There are presently no personal benefits available to our employees, Officers and/or Directors.

Government Regulations

We offer our services, primarily, at the location(s) at which is requested by our clients, which predominantly is at the location at which our client(s) reside or transact business. For services performed in China we do not believe we are classified as a Company on what is referred to as the “negative list” of industries that are restricted or prohibited for foreign investment in China, given we are a US Company, operating through a Seychelles Company, which in turn operates through a wholly owned subsidiary in Hong Kong.

HanTang Culture & Education Holding Group Limited, of which we transact the majority of our operations through, is a Hong Kong Company. This Company is the entity performing the training services detailed herein.

The training programs we have offered and are intending to continue to offer are programs designed, in our opinion, to improve existing educator’s skills in improving interpersonal relationships with those they interact with in the teaching environment.

We believe we do not require any licenses or approval by any governing body in any jurisdiction due to the fact that we are not awarding any formal certification, or providing any formal education.

Should PRC laws and or regulations in any jurisdiction change, there is the possibility that our current operations may be in violation of new or amended laws and or regulations. In that event, we will need to evaluate how to remain in compliance with any applicable laws or regulations.

ITEM 1A. RISK FACTORS

Please consider the following risk factors and other information in this prospectus relating to our business before deciding to invest in our common stock.

This offering and any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We consider the following to be the material risks for an investor regarding this offering. Our company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount.

An investment in our common stock is highly speculative and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Relating to Our Business

At present, the Company remains in the startup stages, and there can be no assurances that our planned operations will succeed.

Currently, the operations of our Company have been limited to offering training services. There can be no assurances, or guarantees, that our efforts to market and successfully obtain a sufficient number of future clients to sustain our business will succeed. In the event that we cannot successfully complete our business objective you may lose all, or part, of your investments.

It is possible that our training services will not generate as much interest from potential clients as we anticipate.

Although we seek to modify our services in order to remain competitive, it is possible that our current available training services will not meet the needs of, or generate interest from, potential clients in our target demographic. As is typically the case, the needs of the marketplace see rapid shifts and evolutions. If we cannot appropriately anticipate what services will generate demand and market acceptance then we are likely to see fewer clients, and subsequently less revenue, than we anticipate. Market acceptance for our services may require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers. If we cannot generate significant interest in the services we offer then it is possible that we may need to alter, or entirely change, our training services and it is possible that you may lose all or part of your investment.

We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances. We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of clients or otherwise prove advantageous to our business. Our inability to enter into new strategic alliances could have a material and adverse effect on our business.

If we fail to meet client expectations we may be negatively affected.

The risk of not meeting our customers’ expectations may result in a failure to increase or secure our market share. Our customers may not be satisfied with the training services we intend to offer, therefore there is a chance that they may choose alternative service providers or other competitors. This may result in decreased revenue and a decreased market share.

We have limited operating history and face many of the risks and difficulties frequently encountered by company in the developmental stage.

We are a development stage company, and to date our development efforts have been focused primarily on the development and marketing of our business model. We have a limited operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

●	Increase awareness of our brand name;

●	Develop an effective business plan;

●	Meet customers’ standards;

●	Implement advertising and marketing plans;

●	Maintain current strategic relationships and develop new strategic relationships;

●	Respond effectively to competitive pressures;

●	Continue to develop and upgrade our service; and

●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to bring our service to the market place, which requires careful planning of providing children’s educational programs that meets customer standards without incurring unnecessary cost and expense. The results of our operations can also be affected by our ability to introduce new services or to adjust pricing to increase our competitive advantage.

We may not be able to continually upgrade our course materials, improve the content of our existing curricular or develop new course materials that are appealing to children and their parents.

We constantly update and improve the content of our existing courses and develop new courses or services to meet evolving market demands. Revisions to our existing courses and our newly developed courses or services may not be well received by existing or prospective students or their parents. Even if we are able to develop new courses or services that are well received, we may not be able to introduce them in a timely or cost-effective manner. If we do not respond adequately to changes in market demands, our ability to attract and retain students may be impaired and our financial results could suffer. Offering new courses or services or modifying existing courses may require us to invest in content development, increase marketing efforts and re-allocate resources away from other uses. We may have limited experience with the content of new courses or services and may need to adjust our systems and strategies to incorporate new courses or services into our existing offerings. If we are unable to continually improve the content of our existing courses or offer new courses or services in a timely or cost-effective manner, our results of operations and financial condition could be adversely affected.

Our financial performance depends on our ability to develop awareness of our training programs and we may not be successful in doing so.

Generating increased awareness of the training programs offered by our company is critical to the continued acceptance and growth of our sales. If we are unable to continue to develop awareness of the programs, this could negatively impact our company’s ability to increase revenue and achieve profitability. The following are some of the factors that could prevent us from successfully continuing to develop awareness of the programs:

●	the emergence of more successful competitors;

●	customer dissatisfaction with our programs and services;

●	failure to maintain or expand our brand.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The slow-down in the global economy and the reduced levels of international and domestic travel experienced since the beginning of January would affect our business adversely. The Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

We will require additional capital in the future, which may not be available on terms acceptable to us, or at all.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our offerings and market developments. We will to need to raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such funding will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

We may fail to protect the intellectual property of our training program.

Our training programs will be fully available to any of our clients. There is a risk that our competitors may duplicate and misuse our training course’s materials. If we are not able to safeguard our materials, our business operation and reputation may be tarnished.

Our intellectual property is not currently protected by trademarks, patents or copyrights.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We have not filed for trademark, patent, or copyright protection. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us. Any future trademark and patent applications may not be approved.

In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights.

Although we have taken measures to protect our proprietary rights there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. Any of these events could have an adverse effect on our business and financial results.

Our operating results may be variable, and therefore our future prospects may be difficult for investors and analysis to assess.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors. Due to our limited operating history, we believe it will be difficult to accurately forecast our revenues and operating results in our market launch phases. Factors that may slow or harm our business or cause our operating results to fluctuate include the following:

●	The market acceptance of, and demand for, our educational program(s);

●	Our inability to attract new customers at a reasonable cost;

●	The revenue based on our educational program(s);

●	The timing of customer payments and payment defaults by customers;

●	Our inability to attract and retain key personnel;

●	A gain or loss of significant customers or their confidence in our educational program;

●	Economic conditions affecting our potential customers;

●	Extraordinary expenses such as litigation; and

●	Our failure to increase sales and/or penetrate new markets.

Any change in one or more of these factors, as well as others, could cause our annual or quarterly operating results to fluctuate. Any change in one or more of these factors could reduce our gross margins in future periods.

At present, the Company has conducted minimal operations, and there can be no assurances that our planned operations will succeed.

Currently, the operations of our Company have been limited to the training services for a client as detailed on page 15. There can be no assurances, or guarantees, that our efforts to market and successfully obtain clients for our services will succeed. In the event that we cannot successfully complete our business objective you may lose all, or part, of your investments.

Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations are focused on utilizing our efforts which are principally located in China. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in China. Due to the lack of broad diversification in industry type and geographic location, adverse developments in our current segment, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.

We may face intense competition in the market.

HanTang Culture & Education Holding Group Limited’s long-term competitive position depends upon its success in discovering and developing innovative, cost-effective programs that serve unmet educational needs, together with its ability to market them effectively. Many competitors are more established and have significantly greater financial, technical, marketing, and other resources, than HanTang Culture & Education Holding Group Limited. Many competitors have greater brand recognition with larger customer bases. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

The economy of China in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects.

Our business and prospects depend on the continuing development and expansion of the education industry in China, which in turn depends upon the continuing growth of the economy of China in general, as well as service providers. We cannot assure you, however, that China’s education industry will continue to grow at the same pace as in the past.

Due to the fact that a small number of existing shareholders own a large percentage of the Company’s voting shares, future investors will have minimal influence over shareholder decisions.

Existing management has significant share ownership in the Company and will retain control of the Company in the future. As a result of such ownership concentration, our officers and directors will have significant influence over the management and affairs of the Company and its business. It will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of the Company. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even if such a transaction would benefit other shareholders.

Currency exchange rate fluctuations may increase our costs.

The exchange rates between the U.S. dollar and non-U.S. currencies in which we conduct our business have and will likely fluctuate in the future. Any appreciation in the value of these non-U.S. currencies would result in higher expenses for our company. We do not have any hedging arrangements to protect against such exchange rate exposures.

We have no experience as a public company. Our inability to successfully operate as a public company could cause you to lose your entire investment.

We have never operated as a public company. We have no experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

American investors may have difficulty enforcing judgments against our Company and Officers.

We are a Nevada corporation and most of our assets are and will be located outside of the United States. Almost all of our operations will be conducted in China. In addition, our officers and directors are nationals and residents of a country other than the United States. All of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon them. It may also be difficult to enforce court judgments on the civil liability provisions of the U.S. federal securities laws against our Company and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of Hong Kong or other Asian countries would recognize or enforce judgments of U.S. courts.

The success of our business will depend upon our ability to create brand awareness.

The market for education is already highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of the programs distinct from those of our competitors. However, advertising of such programs will be limited by various regulations. We believe that based upon our research that our educational programs are well-designed with many fruitful benefits, however, there is the possibility that the public will not agree with our assessment. Our success will be dependent upon our ability to convey the value of our programs to consumers.

We lack risk management methods, our business, reputation and financial results may be adversely affected.

We currently do not have methods to identify, monitor and manage risks with respect to our educational business. If any of such risks were to materialize, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

The lack of public company experience of our CEO could adversely impact our ability to comply with the reporting requirements of U.S. securities laws

Our CEO, has had no experience for managing a public company in the United States, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Such responsibility includes complying with federal securities laws and making required disclosures on a timely basis. In addition, our CEO may not be able to implement programs and policies in an effective and timely manner or in a manner which adequately responds to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, in which event you could lose your entire investment.

Due to the fact that we are a publicly reporting company we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as an SEC reporting Company, will be costly because an external third party consultant(s), attorney, or firm, may have to assist us in following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our officers and director have limited experience as an officer or director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

We may fail to successfully develop and introduce new education services and programs.

One of our growth strategies is to continue to maintain and introduce diversified training programs. We may also need, from time to time, to introduce additional training services and programs to meet market demand. The future success of our business depends partly on our ability to develop new training services and programs. The planned timing or introduction of new training services and programs is subject to risks and uncertainties. Actual timing may differ materially from any originally proposed timeframes. Unexpected operational, technical or other issues could delay or prevent the introduction of one or more of our new training services or programs. In addition, significant investment of human capital, financial resources and management time and attention may be needed based on a particular feature of our newly introduced training programs. If we fail to manage the expansion of our portfolio of training programs efficiently and cost-effectively, our business could be negatively affected. Moreover, we cannot assure you that any of our new services and programs will achieve market acceptance or generate incremental revenue or that our operation of such new services or programs will comply with our business scope or applicable licensing requirements. If our efforts to develop, market and sell our new training services and programs to the market are not successful, our business, financial position and results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Room C08, 3/F, DESUN International Education Plaza, No.1-27 Desheng Road, Panyu District, Guangzhou 511400, China

ITEM 3. LEGAL PROCEEDINGS

From time to time, we maybe involve in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Currently there are no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of March 31, 2020, we had 50,555,000 shares of our Common Stock par value, $.0001 issued and outstanding. There were 37 beneficial owners of our Common Stock.

Transfer Agent and Registrar

At this we do not have a transfer agent.

Penny Stock Regulation

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.

Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the year ended March 31, 2020 compared with the year ended March 31, 2019

Revenue

The Company generated revenue of $4,471 for the year ended March 31, 2020 as compared to revenue of $7,452 for the year ended March 31, 2019. The revenue mainly represented the provided training services. We believe that in order to attract more customers in the future we need to increase our marketing efforts and or develop new programs. And we expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Cost of Revenues

For the year ended March 31, 2020, our cost of revenues was $12,424 as compared to cost of revenue of $4,129 for the year ended March 31, 2019. This resulted from compensation paid to two of our directors.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2020 amounted to $62,091 as compared to $18,654 for the year ended March 31, 2019, an increase of $43,437. The expenses for the year ended March 31, 2020 were primarily consisted of payroll expense, depreciation of fixed assets, audit expense, and consulting expense. The increase of $43,437 in general and administrative expense is due to increase in directors’ payroll. We expect our general and administrative expense to increase as we expand our business.

Net Loss

The net loss for the year was $70,010 for the year ended March 31, 2020 as compared to $15,331 for the year ended March 31, 2019. The increase of net loss mainly derived from the increase in cost of revenues and general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had working capital deficit of $20,912 consisting of cash and cash equivalents of $1,303 as compared to working capital deficit of $1,921 consisting of cash and cash equivalents of $31,408, respectively as of March 31, 2019.

Net cash used in operating activities for the year ended March 31, 2020 was $80,106 as compared to net cash used in operating activities of $6,117 for the year ended March 31, 2019. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses.

Net cash used in investing activities for the year ended March 31, 2020 and 2019 was $0 and $3,055, respectively.

Net cash provided by financing activities for the year ended March 31, 2020 was $50,001 as compared to $40,580 for the year ended March 31, 2019. The net cash provided by financing activities for the year ended March 31, 2020 were mainly attributed from proceeds from additional capital.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue mainly from providing advertising services (“service revenue”).

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Office equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred.

Cost of revenue

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended March 21, 2020 and period ended March 31, 2019. The Company conducts major businesses in Mainland China and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from CNY/HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31, 2020	As of and for the period ended March 31, 2019

Year-end CNY$: US$1 exchange rate	7.08	6.71
Year-average CNY$: US$1 exchange rate	7.08	6.71
Year-end HK$: U$1 exchange rate	7.75	7.75
Year- average HK$: US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Risks and uncertainties

Substantially all the Company’s services are conducted in Guangzhou City, China. The Company’s operations are subject to adverse impact of the coronavirus outbreak. The lock-down of the whole China in February 2019 severely reduced our revenue generated from providing training service. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company suffered an accumulated deficit of $85,341 and net loss of $70,010. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Jingyi Liao	46	Director and President
Yelan He	34	Director and Treasurer
Meimei Ni	39	Director, Chief Accounting Officer and Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Jingyi Liao, Director and President

Jingyi Liao, age 46, graduated from Guangzhou Normal School of Pre-school Education in 1992. In 2001, Ms. Liao earned her Bachelor Dance Education degree from South China Normal University, China. Ms. Liao has 16 years of experience in Early Childhood Education. She was a nursery teacher in Guangzhou No.2 Kindergarten from 1992 to 2008. From 2009 to the present, Ms. Liao founded and has served as General Manager in Xiaoren Culture and Communication Guangzhou. From 2018 to the present, Ms. Liao co-founded Guangzhou Hantang Cultural Education Technology Limited. Ms. Liao is serving as our Director and President since 2019. Ms. Liao is responsible for creating the foundation of our business practices and provides strategic leadership for the company.

Yelan He, Director and Treasurer

Yelan He, age 34, graduated from Qinggong Jigong School in 2003. Ms. He founded Fengli Nursery in Zhongshan, China in 2005, and has held the position of Principal from inception to present. In 2015, Ms. He founded HanTang Bomei Eco Cultural Communication Co. Ltd and has served as Director from 2015 to present. From 2015 to 2017, Ms. He served as the Director of Marketing in Yifu Investment Holding. From 2017 to the present, Ms. He found Xiaoren Culture and Communication Guangzhou, China and has served as their Operation Director. Ms. He found and served as Director of JiaYang International Holding Group Limited in 2018. In the same year, Ms. He co-found Guangzhou Hantang Cultural Education Technology Limited. Ms. He has extensive knowledge in nursery and enterprises management and has been a business manager for more than 10 years. Ms. He has been our Director and Treasurer since 2019. She is responsible for corporate liquidity, investments, and risk management related to the company’s financial activities.

Meimei Ni, Director, Chief Executive Officer and Secretary

Meimei Ni, age 39, obtained a Bachelor of Administration Management degree from Guangzhou Open University in 2005. From 1999 -2007, Ms. Ni joined Matigang Kindergarten and served as Principal Assistant. Ms. Ni became the Principal in Tianhe Shanzhuang Kindergarten from 2008 to 2010. From 2010 to present, Ms. Ni joined Xiaoren Culture and Communication Guangzhou where she served as a Supervisor, and subsequently the Chief Operating Officer. Ms. Ni was appointed as our Director and Secretary in 2019. Her responsibilities include fostering communication and providing advice on critical issues.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

1.	An understanding of generally accepted accounting principles and financial statements;

2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;

3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;

4.	Experience with internal controls and procedures for financial reporting; and

5.	An understanding of audit committee functions.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period March 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table:

Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
		-	-	-	-	-	-	-	$-
Jingyi Liao	2020	24,473	-	-	-	-	-	-	$24,473
Yelan He	2020	-	-	-	-	-		-	-
Meimei Ni	2020	24,473	-	-	-	-		-	$24,473

Compensation of Directors:

Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
		-	-	-	-	-	-	-	$-
Jingyi Liao	2020	24,473	-	-	-	-	-	-	$24,473
Yelan He	2020	-	-	-	-	-		-	-
Meimei Ni	2020	24,473	-	-	-	-		-	$24,473

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our Directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2020 the Company has 50,555,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of March 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Jingyi Liao, Director, President	20,400,000	40.39%	None	n/a	40.39%
Yelan He, Director, Treasurer	15,600,000	30.89%	None	n/a	30.89%
Meimei Ni, Director, CEO and Secretary	4,000,000	7.92%	None	n/a	7.92%
5% or greater Shareholders
none	n/a	n/a	n/a	n/a	n/a

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of March 31, 2020 (50,555,000 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 50,555,000 as of March 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

Related party transaction amounted of $48,946  for the period of March 31, 2020 for salary paid to our two directors, Meimei Ni and Jingyi Liao.

Meimei Ni and Jingyi Liao are our professional teachers for our curriculum. They teach the training courses for kindergarten teachers and scholastic early-age courses. On March 1, 2019, the company started to hire them, with salary of $2,064 per month, respectively.

As of March 31, 2020, the Company owed an amount of $722 from a director, Jingyi Liao.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The Company’s address is Room C08, 3/F, DESUN International Education Plaza, No.1-27 Desheng Road, Panyu District, Guangzhou 511400, China. Our office is provided to us rent free by our President and Director Jingyi Liao.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of four members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended March 31, 2020	For the year ended March 31, 2019

Audit fees	$15,650	$10,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$15,650	$10,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.3 (File No. 333-231170) on May 2, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED
(Name of Registrant)

Date: June 26, 2020	By:	/s/ Meimei Ni
	Title:	Chief Executive Officer, Secretary & Director (Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer)

Date: June 26, 2020	By:	/s/ Yelan He
	Title:	Treasurer & Director

Date: June 26, 2020	By:	/s/ Jingyi Liao
	Title:	President & Director

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hantang Culture & Education Holding Group Limited

Room C08, 3/F, Desun International Education Plaza

No. 1-27, Desheng Road, Panyu District

Guangzhou, 511400 China.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hantang Culture & Education Holding Group Limited and its subsidiaries (“the Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s income from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia

Date: June 26, 2020

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of March 31
	2020	2019
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	1,303	31,408
Amount due from director	722	-
Total current assets	2,025	31,408

NON-CURRENT ASSETS
Plant and equipment, net	1,952	2,970
TOTAL ASSETS	$3,977	$34,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	-	24,200
Account payables	12,387	4,129
Other payables and accrued liabilities	10,550	5,000
Total current liabilities	22,937	33,329
TOTAL LIABILITIES	$22,937	$33,329

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 50,555,000 and 50,505,000 shares issued and outstanding as of March 31, 2020 and 2019, respectively	5,056	5,051
Additional paid-in capital	61,325	11,329
Accumulated deficit	(85,341)	(15,331)

TOTAL STOCKHOLDERS’ EQUITY	(18,960)	1,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,977	$34,378

See accompanying notes to the audited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEAR ENDED MARCH 31, 2020 AND PERIOD ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the period ended
	March 31, 2020	March 31, 2019

REVENUES	$4,471	$7,452
Cost of revenues	(12,424)	(4,129)
Gross (loss)/profit	(7,953)	3,323

OPERATING EXPENSES	(62,091)	(18,654)
LOSS FROM OPERATIONS	(70,044)	(15,331)
Other income/(expense):
Interest income	34	-
Interest expense	-	-
Total other income	34	-
Net loss from operations	(70,010)	(15,331)
Income tax expense	-	-
Net loss	$(70,010)	$(15,331)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	50,530,683	42,030,168

See accompanying notes to the audited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED MARCH 31, 2020 AND PERIOD ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 2, 2019 (Inception)	-	$-	$-	$-	$-
Shares issued for founder’s shares	40,000,000	4,000	-	-	4,000
Shares issued for additional founders’ shares	9,300,000	930	-	-	930
Shares issued for private placement at $0.006	150,000	15	885	-	900
Shares issued in private placement at $0.01	1,055,000	106	10,444	-	10,550
Net loss	-	-	-	(15,331)	(15,331)
Balance as of March 31, 2019	50,505,000	$5,051	$11,329	$(15,331)	$1,049
Issuance of common stock in September 2019	20,000	2	19,999		20,001
Issuance of common stock in November 2019	30,000	3	29,997		30,000
Net loss	-	-	-	(70,010)	(70,010)
Balance as of March 31, 2020	50,555,000	$5,056	$61,325	$(85,341)	$(18,960)

See accompanying notes to the audited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(70,010)	$(15,331)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,018	85
Changes in operating assets and liabilities:
Amount due to a director	(24,922)	-
Account payables	8,258	4,129
Other payables and accrued liabilities	5,550	5,000

Net cash used in operating activities	(80,106)	(6,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(3,055)

Net cash used in investing activity	-	(3,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	50,001	16,380
Advance from directors	-	24,200

Net cash provided by financing activities	50,001	40,580

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(30,105)	31,408
Cash and cash equivalents, beginning of year/period	31,408	-

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$1,303	$31,408

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

HanTang Culture & Education Holding Group Limited was incorporated on January 2, 2019 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in providing health and wellness products and health solution advisory services.

Details of the Company’s subsidiaries:

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

NOTE 2 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company suffered an accumulated deficit of $85,341 and continuously incurred a net operating loss of $70,010 for the year ended March 31, 2020. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Office equipment	3 years	-

Expenditures for maintenance and repairs are expensed as incurred.

●	Impairment of long-lived assets

Long-lived assets primarily include intangible assets. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the years ended March 31, 2020 and 2019, the Company recognized an impairment charge of $Nil and $Nil, respectively for intangible assets.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

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

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

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

Translation of amounts from HK$ into US$1 and from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31, 2020	As of and for the period ended March 31, 2019

Year-end CNY$: US$1 exchange rate	7.08	6.71
Year-average CNY$: US$1 exchange rate	7.08	6.71
Year-end HK$: U$1 exchange rate	7.75	7.75
Year- average HK$: US$1 exchange rate	7.75	7.75

●	Related parties

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

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

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

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate ASU 2016-13 to have a material impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, and it has not had a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 provides a more stream-lined approach to evaluating goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. See Note 4 to the consolidated financial statements for an update on goodwill impairment.

On September 29, 2017 the FASB issued “ASU 2017-13—Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This update addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula”, effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. ASU 2018-02 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

NOTE 4 - SHAREHOLDERS’ EQUITY

For the year ended March 31, 2020, the Company issued 50,000 shares of the Company’s common stock in IPO stage to the public $50,000, and a total additional paid-in capital balance of $50,000. The transaction was structured as a capital stock subscription.

As of March 31, 2020, and 2019, the Company had a total of 50,555,000 and 50,505,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 5 - PROPERTY AND EQUIPMENT

	As of March 31,
	2020	2019
Office equipment	$3,055	$3,055
Accumulated depreciation	(1,103)	(85)
Property and equipment, net	$1,952	$2,970

Depreciation expense, classified as operating expenses, was $1,018 and $85 for the period ended March 31, 2020 and 2019, respectively.

NOTE 6 – AMOUNT DUE FROM/(TO) DIRECTOR

For the year ended March 31, 2020, the Company advanced $722 to the director.

For the year ended March 31, 2019, the Company advanced $24,200 from the director.

The amount is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

NOTE 7 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of March 31,
	2020	2019
Account payables	$12,387	$4,129

Total	$12,387	$4,129

The account payables balances of $12,387 and $4,129 as of March 31, 2020 and 2019 respectively are the salary of the Company director MEIMEI NI and JINGYI LIAO.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31,
	2020	2019
Accrued audit fee	$10,550	$5,000

Total	$10,550	$5,000

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 – INCOME TAXES

For the year ended March 31, 2020 and 2019, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended March 31,
	2020	2019
Tax jurisdictions from:
- United States of American	$(21,775)	$(13,633)
- Foreign, representing
Seychelles	(1,518)	(1,500)
Hong Kong	(46,717)	(198)
Loss before income tax	$(70,010)	$(15,331)

The provision for income taxes consisted of the following:

For the year ended March 31,
	2020	2019
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. For the year ended March 31, 2020, the operations in the United States of America incurred $35,408 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $7,436 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, HanTang Culture & Education Holding Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. HanTang Culture & Education Holding Group Limited did not do business in Seychelles for the year ended March 31, 2020, and it does not intend to do business in Seychelles in the future.

Hong Kong

HanTang Culture & Education Holding Group Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the year ended March 31, 2020, HanTang Culture & Education Holding Group Limited have do business in Hong Kong.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2020 and 2019:

	As of March 31
	2020	2019
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$7,436	$2,863
-Hong Kong	7,741	33
	15,177	2,896
Less: valuation allowance	(15,177)	(2,896)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $15,177 as of March 31, 2020.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - CONCENTRATIONS OF RISK

(a) Major customers

For the year ended March 31, 2020, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended March 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,491	34%	$-
Customer B	1,490	33%	-
Customer C	1,490	33%	-
Total:	$4,471	100%	$-

(b) Major vendors

For the year ended March 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the year ended March 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$24,473	50%	$6,212
Vendor B	24,473	50%	6,212
Total:	$48,946	100%	$12,424

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related party transaction amounted of $48,946 for the year ended March 31,2020 as compared to $4,129 the period of March 31, 2019 for salary paid to our two directors, Meimei Ni and Jingyi Liao.

Meimei Ni and Jingyi Liao are our professional teachers for our curriculum. They teach the training courses for kindergarten teachers and scholastic early-age courses. On March 1, 2019, the company started to hire them, with salary of $2,064 per month, respectively.

As of March 31, 2020, the Company owed an amount of $12,387 to two directors, Meimei Ni and Jingyi Liao. These amounts are paid for directors’ salaries .

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the year, there was no any subsequent event that required recognition or disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANTANG CULTURE & EDUCATION HOLDING GROUP LIMITED
(Name of Registrant)

Date: June 29, 2020	By:	/s/ Meimei Ni
	Title:	Chief Executive Officer, Secretary & Director (Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer)

Date: June 29, 2020	By:	/s/ Yelan He
	Title:	Treasurer & Director

Date: June 29, 2020	By:	/s/ Jingyi Liao
	Title:	President & Director